Form 10-K
period 2014-12-31
GE Equipment Transportation LLC, Series 2013-2; CEF EQUIPMENT HOLDING LLC
filed 2015-03-24
CIK 1588501, 1180571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________to __________________

Commission file number 333-187718-03

GE EQUIPMENT TRANSPORTATION LLC, SERIES 2013-2
(EXACT NAME OF ISSUING ENTITY)

CEF EQUIPMENT HOLDING, L.L.C.
(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

GENERAL ELECTRIC CAPITAL CORPORATION
(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-5439580
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes      ☒No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒      Smaller reporting company ☐

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

ITEM 4, MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)         ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(B)         ITEM 6, SELECTED FINANCIAL DATA.

(C)         ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

There are no legal proceedings pending (or known to be contemplated by governmental authorities) against any of General Electric Capital Corporation (the “Sponsor”), CEF Equipment Holding, L.L.C. (the “Depositor”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB or to which any of their respective property is subject, that are material to the holders of the Notes.

Citibank, N.A. (the “Indenture Trustee”), as indenture trustee, has provided the following information to the Depositor for inclusion in this form 10-K: In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves or did serve as trustee, filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court. Citibank has provided the above information for purposes of complying with Regulation AB.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as indenture trustee.

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

GE Equipment Transportation LLC, Series 2013-2
(by CEF Equipment Holding, L.L.C.)

Date: March 23, 2015	By:	/s/ Thomas A. Davidson
		Name:	Thomas A. Davidson
		Title:	President and Chief Executive Officer and
Senior Officer in charge of Securitization

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